Form 10-K
period 2025-12-31
BMO 2024-C9 Mortgage Trust
filed 2026-03-31
CIK 2024812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

  Not applicable.

EXPLANATORY NOTES

1.  The Dallas Market Center mortgage loan, which represented approximately 8% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The DHC Medical Office Portfolio mortgage loan, which represented approximately 6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan and each of the related companion loan(s) are serviced pursuant to the BANK 2024-BNK47 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BANK 2024-BNK47 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-13.

2.  The St. Johns Town Center mortgage loan, which represented approximately 8.6% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The St. Johns Town Center mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2024-C28 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BBCMS 2024-C28 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-13.

3.  The Phoenix Industrial Portfolio XI mortgage loan, which represented approximately 1.7% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Weatherford Ridge mortgage loan, which represented approximately 1.1% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity.  The Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan and each of the related companion loan(s) are serviced pursuant to the BBCMS 2024-C26 PSA (as defined in Item 15 below). Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the BBCMS 2024-C26 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-13.

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

5.  The Arundel Mills and Marketplace mortgage loan, which represented approximately 0.5% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Arundel Mills and Marketplace mortgage loan and each of the related companion loan(s) are serviced pursuant to the MSWF 2023-2 PSA (as defined in Item 15 below).  Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as master servicer under the MSWF 2023-2 PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-13.

6.  The Grapevine Mills mortgage loan, which represented approximately 9.97% of the initial pool balance of the issuing entity, is part of a whole loan comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The Grapevine Mills mortgage loan and each of the related companion loan(s) are serviced pursuant to the WFCM 2024-C63 PSA (as defined in Item 15 below) on and after August 29, 2024. Effective as of March 1, 2025, Trimont LLC succeeded to Wells Fargo Bank, National Association in its capacity as general master servicer under the WFCM 2024-C63PSA, as disclosed in the Current Report on Form 8-K filed on March 3, 2025 under Commission File No. 333-255934-13.

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

(4.2) Pooling and Servicing Agreement, dated as of June 1, 2024 (the “BANK 2024-BNK47 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as general master servicer, Rialto Capital Advisors, LLC, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Computershare Trust Company, N.A., as certificate administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated July 2, 2024, and filed by the registrant on July 2, 2024 under Commission File No. 333-255934-13, and is incorporated by reference herein). (See Explanatory Note 1)

(4.3) Pooling and Servicing Agreement, dated as of June 1, 2024 (the “BBCMS 2024-C28 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, LNR Partners, LLC, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated August 29, 2024, and filed by the registrant on September 5, 2024 under Commission File No. 333-255934-13, and is incorporated by reference herein). (See Explanatory Note 2)

(4.4) Pooling and Servicing Agreement, dated as of May 1, 2024 (the “BBCMS 2024-C26 PSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Rialto Capital Advisors, LLC, as special servicer, Computershare Trust Company, National Association, as certificate Administrator and as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K dated July 2, 2024, and filed by the registrant on July 2, 2024 under Commission File No. 333-255934-13, and is incorporated by reference herein). (See Explanatory Note 3)

(4.5) Pooling and Servicing Agreement, dated as of May 1, 2024 (the “Benchmark 2024-V7 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, K-Star Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K dated July 2, 2024, and filed by the registrant on July 2, 2024 under Commission File No. 333-255934-13, and is incorporated by reference herein). (See Explanatory Note 4)

(4.6) Pooling and Servicing Agreement, dated as of December 1, 2023 (the “MSWF 2023-2 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Argentic Services Company LP, as special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, and BellOak, LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K dated July 2, 2024, and filed by the registrant on July 2, 2024 under Commission File No. 333-255934-13, and is incorporated by reference herein). (See Explanatory Note 5)

(4.7) Pooling and Servicing Agreement, dated as of August 1, 2024 (the “WFCM 2024-C63 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as general master servicer, Argentic Services Company LP, as general special servicer, National Cooperative Bank, N.A., as NCB master servicer and as NCB special servicer, Computershare Trust Company, National Association, as certificate administrator and as trustee, Deutsche Bank National Trust Company, as NCB co-trustee and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K dated August 29, 2024, and filed by the registrant on September 5, 2024 under Commission File No. 333-255934-13, and is incorporated by reference herein). (See Explanatory Note 6)

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

33.3 Park Bridge Lender Services LLC, as operating advisor

33.4 Computershare Trust Company, National Association, as certificate administrator and trustee

33.5 Computershare Trust Company, National Association, as custodian

33.6 KeyBank National Association, as primary servicer

33.7 Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2024-BNK47 PSA, pursuant to which the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan are serviced.

33.8 Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2024-BNK47 PSA, pursuant to which the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan are serviced.

33.9 CoreLogic Solutions, LLC, as servicing function participant under the BANK 2024-BNK47 PSA, pursuant to which the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan are serviced.

33.10 Rialto Capital Advisors, LLC, as general special servicer for the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan under the BANK 2024-BNK47 PSA.

33.11 Park Bridge Lender Services LLC, as operating advisor for the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan under the BANK 2024-BNK47 PSA. (see Exhibit 33.3)

33.12 Computershare Trust Company, National Association, as custodian for the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan under the BANK 2024-BNK47 PSA. (see Exhibit 33.5)

33.13 Computershare Trust Company, National Association, as trustee under the BANK 2024-BNK47 PSA, pursuant to which the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan are serviced. (see Exhibit 33.4)

33.14 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BBCMS 2024-C28 PSA, pursuant to which the St. Johns Town Center mortgage loan is serviced. (see Exhibit 33.7)

33.15 Trimont LLC, as master servicer on and after March 1, 2025 under the BBCMS 2024-C28 PSA, pursuant to which the St. Johns Town Center mortgage loan is serviced. (see Exhibit 33.8)

33.16 CoreLogic Solutions, LLC, as servicing function participant under the BBCMS 2024-C28 PSA, pursuant to which the St. Johns Town Center mortgage loan is serviced. (see Exhibit 33.9)

33.17 LNR Partners, LLC, as special servicer for the St. Johns Town Center mortgage loan under the BBCMS 2024-C28 PSA.

33.18 Pentalpha Surveillance LLC, as operating advisor for the St. Johns Town Center mortgage loan under the BBCMS 2024-C28 PSA.

33.19 Computershare Trust Company, National Association, as custodian for the St. Johns Town Center mortgage loan under the BBCMS 2024-C28 PSA. (see Exhibit 33.5)

33.20 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C28 PSA, pursuant to which the St. Johns Town Center mortgage loan is serviced. (see Exhibit 33.4)

33.21 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BBCMS 2024-C26 PSA, pursuant to which the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan are serviced. (see Exhibit 33.7)

33.22 Trimont LLC, as master servicer on and after March 1, 2025 under the BBCMS 2024-C26 PSA, pursuant to which the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan are serviced. (see Exhibit 33.8)

33.23 CoreLogic Solutions, LLC, as servicing function participant under the BBCMS 2024-C26 PSA, pursuant to which the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan are serviced. (see Exhibit 33.9)

33.24 Rialto Capital Advisors, LLC, as special servicer for the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan under the BBCMS 2024-C26 PSA. (see Exhibit 33.10)

33.25 Park Bridge Lender Services LLC, as operating advisor for the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan under the BBCMS 2024-C26 PSA. (see Exhibit 33.3)

33.26 Computershare Trust Company, National Association, as custodian for the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan under the BBCMS 2024-C26 PSA. (see Exhibit 33.5)

33.27 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C26 PSA, pursuant to which the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan are serviced. (see Exhibit 33.4)

33.28 Midland Loan Services, a division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 1812 North Moore mortgage loan is serviced. (see Exhibit 33.1)

33.29 Park Bridge Lender Services LLC, as operating advisor for the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA. (see Exhibit 33.3)

33.30 Computershare Trust Company, National Association, as custodian for the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA. (see Exhibit 33.5)

33.31 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V7 PSA, pursuant to which the 1812 North Moore mortgage loan is serviced. (see Exhibit 33.4)

33.32 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan is serviced. (see Exhibit 33.7)

33.33 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan is serviced. (see Exhibit 33.8)

33.34 CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan is serviced. (see Exhibit 33.9)

33.35 Argentic Services Company LP, as special servicer for the Arundel Mills and Marketplace mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 33.2)

33.36 Computershare Trust Company, National Association, as custodian for the Arundel Mills and Marketplace mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 33.5)

33.37 Computershare Trust Company, National Association, as trustee under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan is serviced. (see Exhibit 33.4)

33.38 Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the WFCM 2024-C63 PSA, pursuant to which the Grapevine Mills mortgage loan is serviced. (see Exhibit 33.7)

33.39 Trimont LLC, as general master servicer on and after March 1, 2025 under the WFCM 2024-C63 PSA, pursuant to which the Grapevine Mills mortgage loan is serviced. (see Exhibit 33.8)

33.40 CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-C63 PSA, pursuant to which the Grapevine Mills mortgage loan is serviced. (see Exhibit 33.9)

33.41 Argentic Services Company LP, as general special servicer for the Grapevine Mills mortgage loan under the WFCM 2024-C63 PSA. (see Exhibit 33.2)

33.42 Park Bridge Lender Services LLC, as operating advisor for the Grapevine Mills mortgage loan under the WFCM 2024-C63 PSA. (see Exhibit 33.3)

33.43 Computershare Trust Company, National Association, as custodian for the Grapevine Mills mortgage loan under the WFCM 2024-C63 PSA. (see Exhibit 33.5)

33.44 Computershare Trust Company, National Association, as trustee under the WFCM 2024-C63 PSA, pursuant to which the Grapevine Mills mortgage loan is serviced. (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (See Explanatory Note 7)

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

34.3 Park Bridge Lender Services LLC, as operating advisor

34.4 Computershare Trust Company, National Association, as certificate administrator and trustee

34.5 Computershare Trust Company, National Association, as custodian

34.6 KeyBank National Association, as primary servicer

34.7 Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2024-BNK47 PSA, pursuant to which the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan are serviced.

34.8 Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2024-BNK47 PSA, pursuant to which the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan are serviced.

34.9 CoreLogic Solutions, LLC, as servicing function participant under the BANK 2024-BNK47 PSA, pursuant to which the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan are serviced.

34.10 Rialto Capital Advisors, LLC, as general special servicer for the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan under the BANK 2024-BNK47 PSA.

34.11 Park Bridge Lender Services LLC, as operating advisor for the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan under the BANK 2024-BNK47 PSA. (see Exhibit 34.3)

34.12 Computershare Trust Company, National Association, as custodian for the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan under the BANK 2024-BNK47 PSA. (see Exhibit 34.5)

34.13 Computershare Trust Company, National Association, as trustee under the BANK 2024-BNK47 PSA, pursuant to which the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan are serviced. (see Exhibit 34.4)

34.14 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BBCMS 2024-C28 PSA, pursuant to which the St. Johns Town Center mortgage loan is serviced. (see Exhibit 34.7)

34.15 Trimont LLC, as master servicer on and after March 1, 2025 under the BBCMS 2024-C28 PSA, pursuant to which the St. Johns Town Center mortgage loan is serviced. (see Exhibit 34.8)

34.16 CoreLogic Solutions, LLC, as servicing function participant under the BBCMS 2024-C28 PSA, pursuant to which the St. Johns Town Center mortgage loan is serviced. (see Exhibit 34.9)

34.17 LNR Partners, LLC, as special servicer for the St. Johns Town Center mortgage loan under the BBCMS 2024-C28 PSA.

34.18 Pentalpha Surveillance LLC, as operating advisor for the St. Johns Town Center mortgage loan under the BBCMS 2024-C28 PSA.

34.19 Computershare Trust Company, National Association, as custodian for the St. Johns Town Center mortgage loan under the BBCMS 2024-C28 PSA. (see Exhibit 34.5)

34.20 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C28 PSA, pursuant to which the St. Johns Town Center mortgage loan is serviced. (see Exhibit 34.4)

34.21 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BBCMS 2024-C26 PSA, pursuant to which the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan are serviced. (see Exhibit 34.7)

34.22 Trimont LLC, as master servicer on and after March 1, 2025 under the BBCMS 2024-C26 PSA, pursuant to which the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan are serviced. (see Exhibit 34.8)

34.23 CoreLogic Solutions, LLC, as servicing function participant under the BBCMS 2024-C26 PSA, pursuant to which the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan are serviced. (see Exhibit 34.9)

34.24 Rialto Capital Advisors, LLC, as special servicer for the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan under the BBCMS 2024-C26 PSA. (see Exhibit 34.10)

34.25 Park Bridge Lender Services LLC, as operating advisor for the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan under the BBCMS 2024-C26 PSA. (see Exhibit 34.3)

34.26 Computershare Trust Company, National Association, as custodian for the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan under the BBCMS 2024-C26 PSA. (see Exhibit 34.5)

34.27 Computershare Trust Company, National Association, as trustee under the BBCMS 2024-C26 PSA, pursuant to which the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan are serviced. (see Exhibit 34.4)

34.28 Midland Loan Services, a division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 1812 North Moore mortgage loan is serviced. (see Exhibit 34.1)

34.29 Park Bridge Lender Services LLC, as operating advisor for the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA. (see Exhibit 34.3)

34.30 Computershare Trust Company, National Association, as custodian for the 1812 North Moore mortgage loan under the Benchmark 2024-V7 PSA. (see Exhibit 34.5)

34.31 Computershare Trust Company, National Association, as trustee under the Benchmark 2024-V7 PSA, pursuant to which the 1812 North Moore mortgage loan is serviced. (see Exhibit 34.4)

34.32 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan is serviced. (see Exhibit 34.7)

34.33 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan is serviced. (see Exhibit 34.8)

34.34 CoreLogic Solutions, LLC, as servicing function participant under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan is serviced. (see Exhibit 34.9)

34.35 Argentic Services Company LP, as special servicer for the Arundel Mills and Marketplace mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 34.2)

34.36 Computershare Trust Company, National Association, as custodian for the Arundel Mills and Marketplace mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 34.5)

34.37 Computershare Trust Company, National Association, as trustee under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan is serviced. (see Exhibit 34.4)

34.38 Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the WFCM 2024-C63 PSA, pursuant to which the Grapevine Mills mortgage loan is serviced. (see Exhibit 34.7)

34.39 Trimont LLC, as general master servicer on and after March 1, 2025 under the WFCM 2024-C63 PSA, pursuant to which the Grapevine Mills mortgage loan is serviced. (see Exhibit 34.8)

34.40 CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2024-C63 PSA, pursuant to which the Grapevine Mills mortgage loan is serviced. (see Exhibit 34.9)

34.41 Argentic Services Company LP, as general special servicer for the Grapevine Mills mortgage loan under the WFCM 2024-C63 PSA. (see Exhibit 34.2)

34.42 Park Bridge Lender Services LLC, as operating advisor for the Grapevine Mills mortgage loan under the WFCM 2024-C63 PSA. (see Exhibit 34.3)

34.43 Computershare Trust Company, National Association, as custodian for the Grapevine Mills mortgage loan under the WFCM 2024-C63 PSA. (see Exhibit 34.5)

34.44 Computershare Trust Company, National Association, as trustee under the WFCM 2024-C63 PSA, pursuant to which the Grapevine Mills mortgage loan is serviced. (see Exhibit 34.4)

35 Servicer compliance statement. (See Explanatory Note 8)

35.1 Midland Loan Services, a division of PNC Bank, National Association, as master servicer

35.2 Argentic Services Company LP, as special servicer

35.3 Computershare Trust Company, National Association, as certificate administrator

35.4 KeyBank National Association, as primary servicer

35.5 Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the BANK 2024-BNK47 PSA, pursuant to which the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan are serviced.

35.6 Trimont LLC, as general master servicer on and after March 1, 2025 under the BANK 2024-BNK47 PSA, pursuant to which the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan are serviced.

35.7 Rialto Capital Advisors, LLC, as general special servicer for the Dallas Market Center mortgage loan and the DHC Medical Office Portfolio mortgage loan under the BANK 2024-BNK47 PSA.

35.8 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BBCMS 2024-C28 PSA, pursuant to which the St. Johns Town Center mortgage loan is serviced. (see Exhibit 35.5)

35.9 Trimont LLC, as master servicer on and after March 1, 2025 under the BBCMS 2024-C28 PSA, pursuant to which the St. Johns Town Center mortgage loan is serviced. (see Exhibit 35.6)

35.10 LNR Partners, LLC, as special servicer for the St. Johns Town Center mortgage loan under the BBCMS 2024-C28 PSA.

35.11 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the BBCMS 2024-C26 PSA, pursuant to which the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan are serviced. (see Exhibit 35.5)

35.12 Trimont LLC, as master servicer on and after March 1, 2025 under the BBCMS 2024-C26 PSA, pursuant to which the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan are serviced. (see Exhibit 35.6)

35.13 Rialto Capital Advisors, LLC, as special servicer for the Phoenix Industrial Portfolio XI mortgage loan and the Weatherford Ridge mortgage loan under the BBCMS 2024-C26 PSA. (see Exhibit 35.7)

35.14 Midland Loan Services, a division of PNC Bank, National Association, as master servicer under the Benchmark 2024-V7 PSA, pursuant to which the 1812 North Moore mortgage loan is serviced. (see Exhibit 35.1)

35.15 Wells Fargo Bank, National Association, as master servicer prior to March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan is serviced. (see Exhibit 35.5)

35.16 Trimont LLC, as master servicer on and after March 1, 2025 under the MSWF 2023-2 PSA, pursuant to which the Arundel Mills and Marketplace mortgage loan is serviced. (see Exhibit 35.6)

35.17 Argentic Services Company LP, as special servicer for the Arundel Mills and Marketplace mortgage loan under the MSWF 2023-2 PSA. (see Exhibit 35.2)

35.18 Wells Fargo Bank, National Association, as general master servicer prior to March 1, 2025 under the WFCM 2024-C63 PSA, pursuant to which the Grapevine Mills mortgage loan is serviced. (see Exhibit 35.5)

35.19 Trimont LLC, as general master servicer on and after March 1, 2025 under the WFCM 2024-C63 PSA, pursuant to which the Grapevine Mills mortgage loan is serviced. (see Exhibit 35.6)

35.20 Argentic Services Company LP, as general special servicer for the Grapevine Mills mortgage loan under the WFCM 2024-C63 PSA. (see Exhibit 35.2)

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

Date: March 30, 2026